Form 10-K
CSFB MORTGAGE SEC CORP COMM MORT PASS THR CERT SER 2003-CPN1
filed 2004-03-30
CIK 1219389

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-97955-03


        Credit Suisse First Boston Mortgage Securities Corporation Commercial Mortgage Pass-Through Certificates
        Series 2003-CPN1

     (Exact name of registrant as specified in its charter)


   New York                                         54-2102404
                                                    54-2102405
                                                    54-6535289
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X




  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.




         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class A-1                           15
             Class A-2                           21
             Class A-SP                          10
             Class A-X                            7
             Class A-Y                            1
             Class B                              4
             Class C                              3
             Class D                              5
             Class E                              3
             Class F                              5
             Class G                              5
             Class H                              4
             Class J                              4
             Class K                              4
             Class L                              3
             Class L-R                            1
             Class M                              3
             Class N                              3
             Class O                              3
             Class P                              3
             Class Q                              3
             Class R                              1
             Class V                              1

             Total:                             112


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.


                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.

  Item 14. Controls and Procedures.

            Not applicable.

                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits


     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) Midland Loan Services, Inc., as Master Servicer <F1>
       b) Midland Loan Services, Inc., as Special Servicer <F1>
       c) National Cooperative Bank, FSB, as Master Servicer <F1>
       d) National Cooperative Bank, FSB, as Special Servicer <F1>

     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) Midland Loan Services, Inc., as Master Servicer <F1>
       b) Midland Loan Services, Inc., as Special Servicer <F1>
       c) National Cooperative Bank, FSB, as Master Servicer <F1>
       d) National Cooperative Bank, FSB, as Special Servicer <F1>

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) Midland Loan Services, Inc., as Master Servicer <F1>
       b) Midland Loan Services, Inc., as Special Servicer <F1>
       c) National Cooperative Bank, FSB, as Master Servicer <F1>
       d) National Cooperative Bank, FSB, as Special Servicer <F1>


     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) On October 27, 2003, November 26, 2003, and December 31, 2003 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.




   (c) Not applicable.


   (d) Omitted.


  <F1> Filed herewith.






                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     Credit Suisse First Boston Mortgage Securities Corporation
     Commercial Mortgage Pass-Through Certificates
     Series 2003-CPN1
     (Registrant)



  Signed: Credit Suisse First Boston Mtg. Securities Corp.
          by Wells Fargo Bank, N.A. its Attorney in fact


  By: Beth Belfield, Assistant Vice-President

  By: /s/ Beth Belfield, Assistant Vice-President

  Dated: March 30, 2004




  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.


Exhibit Index

Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification



  I, Anand Gajjar, certify that:

1. I have reviewed this annual report on Form 10-K (the "Annual Report"), and all reports on Form 8-K (together with the Annual Report; the "Reports") containing distribution or servicing reports filed in respect of periods included in the year covered by the Annual Report, of Credit Suisse First Boston Mortgage Securities Corporation Commercial Mortgage Pass-Through Certificates Series 2003-CPN1 Trust;

2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by the Annual Report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in the Reports is included in the Reports;

4. Based on my knowledge and upon the annual compliance statement included in the Annual Report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the Reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The Reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in the Reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     National Consumer co-operative Bank, as Co-op Special Servicer, Wells Fargo Bank N.A. as Trustee, Midland Loan Services, Inc., as General Master Servicer and General Special Servicer, and NCB, FSB as Co-op Master Servicer.

     Date: March 30, 2004

     /s/ Anand Gajjar,
     Signature

     Vice-President
     Title


  Ex-99.1 (a)

Deloitte   (logo)

Deloitte & Touche LLP
Suite 400
1010 Grand Boulevard
Kansas City, MO 64106-2232
USA

Tel: +1 816 464 6180
www.deloitte.com


INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
The PNC Financial Services Group, Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that Midland Loan Services, Inc. (MLS), an indirect wholly-owned subsidiary of The PNC Financial Services Group, Inc., has complied with the established minimum servicing standards within its Servicing Policy as of and for the year ended December 31, 2003, dated February 5, 2004.
Management is responsible for MLS's comp1iance with the Servicing Policy. Our responsibility is to express an opinion on management's assertion about
MLS's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public AccountantS and, according]y, included examining, on a test basis, evidence about MLS's compliance with the Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on MLS's compliance with the Servicing Policy.

In our opinion, management's assertion that MLS complied with the aforementioned Servicing Policy as of and for the year ended Dccember 31, 2003 is fairly stated, in all material respects, based on the criteria set forth in Appendix
I.

/s/ Deloitte & Touche

February 5, 2004


Member of
Deloitte Touche Tohmatsu





  Ex-99.1 (b)

Deloitte   (logo)

Deloitte & Touche LLP
Suite 400
1010 Grand Boulevard
Kansas City, MO 64106-2232
USA

Tel: +1 816 464 6180
www.deloitte.com


INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
The PNC Financial Services Group, Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that Midland Loan Services, Inc. (MLS), an indirect wholly-owned subsidiary of The PNC Financial Services Group, Inc., has complied with the established minimum servicing standards within its Servicing Policy as of and for the year ended December 31, 2003, dated February 5, 2004.
Management is responsible for MLS's comp1iance with the Servicing Policy. Our responsibility is to express an opinion on management's assertion about
MLS's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public AccountantS and, according]y, included examining, on a test basis, evidence about MLS's compliance with the Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on MLS's compliance with the Servicing Policy.

In our opinion, management's assertion that MLS complied with the aforementioned Servicing Policy as of and for the year ended Dccember 31, 2003 is fairly stated, in all material respects, based on the criteria set forth in Appendix
I.

/s/ Deloitte & Touche

February 5, 2004


Member of
Deloitte Touche Tohmatsu





  Ex-99.1 (c)

Independent Accountants' Report

Board of Directors
NCB, FSB
Hillsboro, Ohio

We have examined management's assertion about NCB, FSB's (the Bank) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) and that the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000 and $7,500,000 as of and for the year ended December 31, 2003. Management is responsible for the Bank's compliance with those minimum servicing standards as they relate to serviced commercial blanket real estate loans. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards and that the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000 and $7,500,000, respectively, as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

BKD, LLP

Indianapolis, Indiana
February 12, 2004





  Ex-99.1 (d)

Independent Accountants' Report

Board of Directors
NCB, FSB
Hillsboro, Ohio

We have examined management's assertion about NCB, FSB's (the Bank) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) and that the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000 and $7,500,000 as of and for the year ended December 31, 2003. Management is responsible for the Bank's compliance with those minimum servicing standards as they relate to serviced commercial blanket real estate loans. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards and that the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000 and $7,500,000, respectively, as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

BKD, LLP

Indianapolis, Indiana
February 12, 2004





  Ex-99.2 (a)

MIDLANDLOANSERVICES   (logo)

Management's Assertion on Compliance with the Servicing Standards
Set Forth in the Servicing Policy for the Year Ended
December 31, 2003

Report of Management

As of and for the year ended December 31, 2003, Midland Loan Services, Inc.
(MLS), an indirect wholy-owned subsidiary of The PNC Financial Services Group, Inc. (PNC), has complied, in all material respects, with MLS's established minimum servicing standards in the Servicing Policy for commercial loans and multifamily servicing as set forth in Appendix I. The minimum servicing standards are based on the Mortgage Bankers Association of America's Uniform Singles Attestation Program for Mortgage Bankers, modified to address the unique characteristics of commercial loans and multifamily servicing. The minimum servicing standards within the Servicing Policy do not include standards
V.4 and VI.1, which the Mortgage Bankers Association of America has interpreted as inapplicable to commercial loan and multifamily servicing.


As of and for this same period, PNC was covered by a fidelity bond in the amount of $200,000,000 and an errors and omissions policy in the amount of $80,000,000.

MIDLAND LOAN SERVICES, INC.

/s/ Douglas D. Danforth
Douglas D. Danforth
CEO/President

/s/ Steven W. Smith
Steven W. Smith
Executive Vice President

/s/ Vincent E. Beckett
Vincent E. Beckett
CFO/Executive Vice President

February 5, 2004


A Member of the PNC Financial Group
10851 Mastin P.O. Box 25965 Shawnee Mission Kansas 66225-5965 www.midlandls.com 913 253 9000 T 913 253 9709 F


APPENDIX I

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE BANKERS ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

   * be mathematically accurate;
   * be prepared within forty-five (45) calendar days after the cutoff date;
   * be reviewed and approved by someone other than the person who prepared the reconciliation; and
   * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be retumed to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

1. Mortgage payments shall be desposited into the custodial bank accounts and related bank clearing accounts within two business dsays of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identitied as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or Investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be postcd within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) ca1endar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.  MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.




  Ex-99.2 (b)

MIDLANDLOANSERVICES   (logo)

Management's Assertion on Compliance with the Servicing Standards
Set Forth in the Servicing Policy for the Year Ended
December 31, 2003

Report of Management

As of and for the year ended December 31, 2003, Midland Loan Services, Inc.
(MLS), an indirect wholy-owned subsidiary of The PNC Financial Services Group, Inc. (PNC), has complied, in all material respects, with MLS's established minimum servicing standards in the Servicing Policy for commercial loans and multifamily servicing as set forth in Appendix I. The minimum servicing standards are based on the Mortgage Bankers Association of America's Uniform Singles Attestation Program for Mortgage Bankers, modified to address the unique characteristics of commercial loans and multifamily servicing. The minimum servicing standards within the Servicing Policy do not include standards
V.4 and VI.1, which the Mortgage Bankers Association of America has interpreted as inapplicable to commercial loan and multifamily servicing.


As of and for this same period, PNC was covered by a fidelity bond in the amount of $200,000,000 and an errors and omissions policy in the amount of $80,000,000.

MIDLAND LOAN SERVICES, INC.

/s/ Douglas D. Danforth
Douglas D. Danforth
CEO/President

/s/ Steven W. Smith
Steven W. Smith
Executive Vice President

/s/ Vincent E. Beckett
Vincent E. Beckett
CFO/Executive Vice President

February 5, 2004


A Member of the PNC Financial Group
10851 Mastin P.O. Box 25965 Shawnee Mission Kansas 66225-5965 www.midlandls.com 913 253 9000 T 913 253 9709 F


APPENDIX I

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE BANKERS ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

   * be mathematically accurate;
   * be prepared within forty-five (45) calendar days after the cutoff date;
   * be reviewed and approved by someone other than the person who prepared the reconciliation; and
   * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be retumed to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

1. Mortgage payments shall be desposited into the custodial bank accounts and related bank clearing accounts within two business dsays of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identitied as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or Investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be postcd within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) ca1endar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.  MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.




  Ex-99.2 (c)

NCB FSB
A National Cooperative Bank Company
www.ncb.coop

February 12, 2004

BKD, LLP
Certified Public Accountants
201 N. Illinois Street, Suite 700
P.O. Box 44998
Indianapolis, IN 46204

We are providing this letter in connection with your examination of our assertion that NCB, FSB complied with the minimum servicing standards in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003 for its serviced commercial blanket real estate loans. We recognize that obtaining representations from us concerning the information contained in this letter is a significant procedure in enabling you to express an opinion on management's assertion about compliance with the minimum servicing standards.

We confirm, to the best of our knowledge and belief, the following:

1. We are responsible for complying with the minimum servicing standards in the USAP.

2. We are responsible for establishing and maintaining an effective internal control structure over compliance with the minimum servicing standards.

3. We have performed an evaluation of NCB, FSB's compliance with the minimum servicing standards.

4. We have disclosed to you all known noncompliance with the minimum servicing standards.

5. We have made available to you all documentation related to compliance with the minimum servicing standards.

1725 Eye Street, N.W., Suite 600
Washington, DC 20006
1.800.955.9622
Tel 202.336.7700
Fax 202.336.7802


BKD, LLP
February 12, 2004
Page 2

6. We have disclosed any communications from regulatory agencies, internal auditors and other practitioners concerning possible noncompliance with the minimum servicing standards, including communications received between December 31, 2003 and February 12, 2004.

7. We have disclosed to you any known noncompliance occurring subsequent to December 31, 2003 through the date of this letter.

8. As of and for the year ended December 31,2003, NCB, FSB has complied in all material respects with the minimum servicing standards set forth in the USAP for its serviced commercial blanket real estate loans. As of and for this same period, NCB, FSB had in effect an errors and omissions policy in the amount of $7,500,000.00 and a fidelity bond in the amount of $10,000,000.00.

/s/ Steven Brookner
Steven Brookner, CEO

/s/ Kathleen Luzik
Kathleen Luzik, COO











  Ex-99.2 (d)

NCB
National Cooperative Bank (Logo)
www.ncb.com

March 15, 2004

Wells Fargo
Corporate Trust Office-CMBS Annual Compliance
9062 Old Annapolis Road
Columbia, MD 21045

RE: Annual Statement as to Compliance
    CSFB Series 2003 CPN1

Dear Sir/Madam:

In accordance with the Pooling and Servicing Agreement herewith is the Officer's Certificate.

a. A review of the activities of the Special Servicer during the proceding calender year and of its performance under the Sale and Servicing Agreement has been made under such officer's supervision.

b. To the best of my knowledge, based on these reviews, the Special Servicer has fulfilled all obligations under this agreement in all material respects throughout the year.

Sincerely,
/s/ Matthew Wehland
Matthew Wehland
Vice President
NCB

  Ex-99.3 (a)

(logo)
M1DLANDLOANSERVICES


March 8, 2004


Ms. Jennifer Richardson
Wells Fargo Bank Minnesota, N.A.
Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD
USA  21045-1951


VIA UPS
(410) 884-2194


Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-CPN1 Pooling and Servicing Agreement


OFFICER'S CERTIFICATE


Pursuant to the requirements of that certain Pooling and Servicing Agreement governing the referenced Trust (the "PSA"), it is hereby certified that (i) the undersigned has completed a review of the servicer's performance of its obligations under the PSA for the preceding calendar year; (ii) to the best of the undersigned's knowledge on the basis of that review the servicer has fulfilled all of its obligations under the PSA throughout such period in all material respects; (iii) to the best of the undersigned's knowledge, the subservicer, of the servicer under the PSA, if any, has fulfilled its obligations under its sub-servicing agreement in all material respects; and,
(iv) no notice has been received from any governmental agency or body which would indicate a challenge or question as to the status of the Trust's qualification as a REMIC under the U.S. Code.





/s/ Charles J. Sipple
Charles J. Sipple
Executive Vice President

3-8-04
Date




Credit Suisse First Boston Mortgage Securities Corp.. Commercial Mortgage Pass-Through Certificates, Series 2003-CPN1


March 8, 2004


A member of The PNC Financial Services Group
10851 Mastin Overland Park Kansas 66210

(logo)


cc:
     Mr. Dan Sefcik
     Anthracite Capital, Inc.
     345 Park Avenue
     New York, NY 10154-0000


     Ms. Pamela McCormack, Esq.
     Credit Suisse First Boston Mortgage Securities Corporation
     Compliance Department
     11 Madison Avenue
     New York, NY 10010-0000


    Mr. Edmund Taylor
    Credit Suisse First Boston Mortgage Securities Corporation
    11 Madison Avenue
    New York, NY 10010-0000


   Attn: Commercial Mortgage Surveillance
   Moody's Investor Services, Inc.
   99 Church Street, 4th Floor
   New York, NY 10007-0000


   Attn: CMBS Surveillance
   Standard & Poor's Ratings Services
   55 Water Street, 41st Floor
   New York, NY 10041-0000




Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-CPN1
March 8, 2004




  Ex-99.3 (b)

(logo)
M1DLANDLOANSERVICES


March 8, 2004


Ms. Jennifer Richardson
Wells Fargo Bank Minnesota, N.A.
Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD
USA  21045-1951


VIA UPS
(410) 884-2194


Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-CPN1 Pooling and Servicing Agreement


OFFICER'S CERTIFICATE


Pursuant to the requirements of that certain Pooling and Servicing Agreement governing the referenced Trust (the "PSA"), it is hereby certified that (i) the undersigned has completed a review of the servicer's performance of its obligations under the PSA for the preceding calendar year; (ii) to the best of the undersigned's knowledge on the basis of that review the servicer has fulfilled all of its obligations under the PSA throughout such period in all material respects; (iii) to the best of the undersigned's knowledge, the subservicer, of the servicer under the PSA, if any, has fulfilled its obligations under its sub-servicing agreement in all material respects; and,
(iv) no notice has been received from any governmental agency or body which would indicate a challenge or question as to the status of the Trust's qualification as a REMIC under the U.S. Code.





/s/ Charles J. Sipple
Charles J. Sipple
Executive Vice President

3-8-04
Date




Credit Suisse First Boston Mortgage Securities Corp.. Commercial Mortgage Pass-Through Certificates, Series 2003-CPN1


March 8, 2004


A member of The PNC Financial Services Group
10851 Mastin Overland Park Kansas 66210

(logo)


cc:
     Mr. Dan Sefcik
     Anthracite Capital, Inc.
     345 Park Avenue
     New York, NY 10154-0000


     Ms. Pamela McCormack, Esq.
     Credit Suisse First Boston Mortgage Securities Corporation
     Compliance Department
     11 Madison Avenue
     New York, NY 10010-0000


    Mr. Edmund Taylor
    Credit Suisse First Boston Mortgage Securities Corporation
    11 Madison Avenue
    New York, NY 10010-0000


   Attn: Commercial Mortgage Surveillance
   Moody's Investor Services, Inc.
   99 Church Street, 4th Floor
   New York, NY 10007-0000


   Attn: CMBS Surveillance
   Standard & Poor's Ratings Services
   55 Water Street, 41st Floor
   New York, NY 10041-0000




Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-CPN1
March 8, 2004




  Ex-99.3 (c)

NCB FSB
A National Cooperative Bank Company

March 15, 2004

Wells Fargo
Corporate Trust Office-CMBS Annual Compliance
9062 Old Annapolis Road
Columbia, MD 21045-1951

RE: Annual Statement as to Compliance
CSFB Series 2003 CPN1

Dear Sir/Madam:

In accordance with the Pooling and Servicing Agreement herewith is the Officer's Certificate.

a. A review of the activities of the Master Servicer during the preceding calendar year and of its performance under the Sale and Servicing Agreement has been made under such officer's supervision.

b. To the best of my knowledge, based on these reviews, the Master Servicer has fulfilled all obligations under this agreement in all material respects throughout the year.

c. We have received no notice regarding the qualification, or challenging the status, of the Upper-Tier REMIC, the Lower-Tier REMIC as a REMIC or the Grantor Trust as a grantor trust from the IRS or any other governmental agency or body.

Sincerely,
/s/ Matthew Wehland
Matthew Wehland
Vice President
NCB
NCB, FSB









  Ex-99.3 (d)

NCB
National Cooperative Bank (Logo)
www.ncb.com

March 15, 2004

Wells Fargo
Corporate Trust Office-CMBS Annual Compliance
9062 Old Annapolis Road
Columbia, MD 21045

RE: Annual Statement as to Compliance
    CSFB Series 2003 CPN1

Dear Sir/Madam:

In accordance with the Pooling and Servicing Agreement herewith is the Officer's Certificate.

a. A review of the activities of the Special Servicer during the proceding calender year and of its performance under the Sale and Servicing Agreement has been made under such officer's supervision.

b. To the best of my knowledge, based on these reviews, the Special Servicer has fulfilled all obligations under this agreement in all material respects throughout the year.

Sincerely,
/s/ Matthew Wehland
Matthew Wehland
Vice President
NCB


  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                            7,493,825.36          7,268,545.86                 0.00             263,979,454.14
   A-2                           18,406,261.62                  0.00                 0.00             533,863,000.00
   A-SP                          11,696,764.87                  0.00                 0.00                       0.00
   A-X                            1,196,794.81                  0.00                 0.00                       0.00
   A-Y                              811,219.06                  0.00                 0.00                       0.00
   B                              1,069,476.12                  0.00                 0.00              30,192,000.00
   C                                359,511.21                  0.00                 0.00              10,064,000.00
   D                              1,091,857.50                  0.00                 0.00              30,191,000.00
   E                                369,172.71                  0.00                 0.00              10,064,000.00
   F                                407,969.37                  0.00                 0.00              10,064,000.00
   G                                727,815.87                  0.00                 0.00              17,612,000.00
   H                                440,878.68                  0.00                 0.00              10,064,000.00
   J                                717,024.42                  0.00                 0.00              20,127,000.00
   K                                537,795.00                  0.00                 0.00              15,096,000.00
   L                                268,897.50                  0.00                 0.00               7,548,000.00
   L-R                                    0.00                  0.00                 0.00                       0.00
   M                                268,897.50                  0.00                 0.00               7,548,000.00
   N                                224,081.28                  0.00                 0.00               6,290,000.00
   O                                179,264.97                  0.00                 0.00               5,032,000.00
   P                                313,713.72                  0.00                 0.00               8,806,000.00
   Q                                442,473.16                  0.00                 0.00              12,580,300.84
   R                                      0.00                  0.00                 0.00                       0.00
   V                                      0.00                  0.00                 0.00                       0.00